Form 10-Q
period 1996-03-31
NORWEST MORTGAGE INSURED 1 INC
filed 1996-05-16
CIK 731767

                                    UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
20549
                                        FORM 10-Q

               Quarterly Report Pursuant to Section
13 or 15(d) of
                         the Securities Exchange Act
of 1934

For the quarter ended March 31, 1996   Commission
file number 0-11301

                    NORWEST MORTGAGE INSURED 1, INC.
                 (Exact name of registrant as
specified in its charter)

Delaware                                     41-
1462645
(State or other jurisdiction of              (I.R.S.
Employer Identification No.)
incorporation or organization)


405 S.W. Fifth Street, Des Moines, Iowa
50328
(Address of principal executive offices)
(Zip code)


Registrant's telephone number, including area code
(515) 237-6000

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND
IS  THEREFORE  FILING  THIS FORM WITH THE REDUCED
DISCLOSURE FORMAT.

Indicate by check mark whether the registrant (1)
has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act
of 1934 during the preceding 12 months (or for such
shorter period that the registrant was required to
file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X  No
 .

On May 10, 1996, 100 shares of the registrant's common stock were outstanding. All common stock of registrant is held by an affiliate.

PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements.


The following statements of the Company are included herein:

1.  Balance Sheets - March 31, 1996 and December 31,
1995.

2. Statements of Operations - For the quarters ended March 31, 1996 and 1995.

3. Statements of Operations - For the three months ended March 31, 1996 and 1995.

4. Statements of Stockholder's Equity - For the three months ended March 31, 1996 and 1995, and the nine months ended December 31, 1995.

The financial information for the interim periods is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations have been included. The results of operations for an interim period are not necessarily indicative of the results that may be expected for a full year or any other interim period.

                                  NORWEST MORTGAGE
INSURED 1, INC.
                          (a wholly-owned subsidiary
of Norwest Mortgage, Inc.)


BALANCE SHEETS

UNAUDITED

                                     March 31, 1996
and December 31,1995


                                              March
31,        December 31,
Assets                                        1996
1995

Note receivable from parent        $10,000
$10,000

Total assets                               $10,000
$10,000

Stockholder's Equity

Common stock, $1 par value:
100 shares authorized, issued
and outstanding                         $    100
$   100

Additional paid-in capital               9,900
9,900

Total stockholder's equity           $10,000
$10,000

                              NORWEST MORTGAGE
INSURED 1, INC.
                      (a wholly-owned subsidiary of
Norwest Mortgage, Inc.)

                             STATEMENTS OF
OPERATIONS

UNAUDITED

                       For the quarters ended March
31, 1996 and 1995



1995             1994
Income:

Total income                                      $
- --                 $ --

Operating expenses:

Total operating expenses                         --
- --

Net income before income taxes               --
- --

Provision for income taxes                      --
- --

Net income                                        $
- --                  $ --

                    NORWEST MORTGAGE INSURED 1, INC.
                       (a wholly-owned subsidiary of
Norwest Mortgage, Inc.)

                             STATEMENTS OF
OPERATIONS

UNAUDITED

                For the three months ended March 31,
1996 and 1995



1995       1994


Income:

Total income
$ --        $ --

Operating expenses:

Total operating expenses
- --          --

Income before income taxes
- --           --

Provision for income taxes
- --           --

                     Net income
                  $ --         $ --

                        NORWEST MORTGAGE INSURED 1,
INC.
                (a wholly-owned subsidiary of
Norwest Mortgage, Inc.)

                  STATEMENTS OF STOCKHOLDER'S EQUITY
                                        UNAUDITED

      For the three months ended March 31, 1996 and
1995, and the nine
                           months ended December 31,
1995



Additional
                                    Common   Paid in
Retained
                                      Stock
Capital    Earnings   Total

Balance, December 31,        $100        9,900
- --   10,000
         1994

Net income                             --
- --                              --          --

Balance, March 31, 1995      $100        9,900
- --   10,000

Net income                             --
- --                              --          --

Balance, December 31, 1995 $100        9,900
- --   10,000

Net income                             --
- --            --          --

Balance, March 31, 1996      $100        9,900
- --   10,000

Item 2.  Management's Discussion and Analysis of
Financial Condition and
            Results of Operations.


The following narrative by management of the Company's results of operations is provided in accordance with General Instruction (H)(2)(a) of Form 10-Q.

Norwest Mortgage Insured 1, Inc. (the Company), a wholly-owned subsidiary of Norwest Mortgage, Inc.
(the parent company) which is a wholly-owned subsidiary of Norwest Nova, Inc., was incorporated on October 27, 1983, under the laws of the State of Delaware. The Company was organized to issue and sell one series of obligations, consisting of four classes, collateralized by fully modified, pass-through, mortgage-backed certificates guaranteed as to principal and interest by the Government
National Mortgage Association, and does not intend to engage in any other business activities except activities incidental and necessary to the foregoing.

The Company had no net income for the quarter and three months ended March 31, 1996 and 1995. The management contract is structured so that all available income of the Company shall be paid to the parent company as compensation for management services, reimbursement for certain expenses, and as additional purchase price of the pass-through certificates purchased from the parent company. As a result of the terms of the management contract, it is anticipated that the Company will have no net income for a number of subsequent years.

                           PART II -- OTHER
INFORMATION


Item 1.  Legal Proceedings.

            None.

Item 2.  Changes in Securities.

            Omitted pursuant to General Instruction
(H)(2)(b) of Form
            10-Q.

Item 3.  Defaults Upon Senior Securities.

            Omitted pursuant to General Instruction
(H)(2)(b) of Form
            10-Q.

Item 4.  Submission of Matters to a Vote of Security
Holders.

            Omitted pursuant to General Instruction
(H)(2)(b) of Form 10-Q.

Item 5.  Other Information.

            Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

            (a)   None.

            (b)   None.

                                          SIGNATURES


Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Norwest Mortgage Insured 1, Inc.



Dated:  May 10, 1996

Alta J. Jones

Senior Vice President and

Chief Financial Officer

(Principal Accounting and

Financial Officer)