Form 10-K
period 1997-12-31
NORWEST MORTGAGE INSURED 1 INC
filed 1998-03-30
CIK 731767

                                    UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
20549
                                        FORM 10-K

               Annual Report Pursuant to Section 13
or 15(d) of
                         the Securities Exchange Act
of 1934

For the calendar year ended December 31, 1997
Commission file number 0-11301

                    NORWEST MORTGAGE INSURED 1, INC.
                 (Exact name of registrant as
specified in its charter)

Delaware                                     41-
1462645
(State or other jurisdiction of              (I.R.S.
Employer Identification No.)
incorporation or organization)


405 S.W. Fifth Street, Des Moines, Iowa
50328
(Address of principal executive offices)
(Zip code)


Registrant's telephone number, including area code
(515) 221-7300

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

On March 27, 1998, 100 shares of the Registrant's common stock were outstanding. All common stock of Registrant is held by an affiliate.

The following documents are incorporated herein by reference: PART IV-(i) Amendment No. 1 to
Registrant's Registration Statement of Form S-3
(Registration No. 2-87499) as filed with the Commission on December 7, 1983 and (ii) Amendment
No. 2 to registrant's Registration Statement of Form
S-3 (Registration No. 2-87499) as filed with the Commission on December 14, 1983.

PART I

Item 1.  Business.

Organization

Norwest Mortgage Insured 1, Inc., (the "Company"), was incorporated in the State of Delaware on October 27, 1983 as a wholly owned, limited-purpose, financing subsidiary of Norwest Mortgage, Inc., which, in turn, is a wholly owned subsidiary of Norwest Nova, Inc. Norwest Mortgage, Inc., is the mortgage banking subsidiary of Norwest Nova, Inc., and derives income primarily from mortgage origination fees and charges, sales of mortgage servicing rights, servicing of mortgage loans, and secondary market sales. Norwest Nova, Inc., is a wholly owned subsidiary of Norwest Corporation.
Norwest Corporation is a $88.5 billion diversified financial services organization providing banking, insurance, investment, and other financial services through a total of more than 3,828 offices in all 50 states, all 10 Canadian Provinces, and internationally.

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

The Company was incorporated on October 27, 1983.
The Company commenced operation on December 21,
1983.

The Company had no net earnings for the years ended
December 31, 1997, 1996 and 1995. The Company incurred no operating expenses for the years ended
December 31, 1997, 1996 and 1995. Pursuant to the management contract with Norwest Mortgage Inc., the Company paid no management fees in 1997, 1996 and 1995. The management contract is structured so that all available income of the Company will be paid to Norwest Mortgage, Inc., as compensation for management services, reimbursement of certain expenses, and as additional purchase price of the GNMA Certificates securing the obligations. As a result of the management contract, it is anticipated that the Company will have no net earnings for a number of subsequent years.

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

Independent Auditor's Report.

Balance Sheets - December 31, 1997, and December 31,
1996.

Statements of Operations - For the years ended
December 31, 1997, 1996 and 1995.

Statements of Stockholder's Equity - For the years ended December 31, 1997, 1996 and 1995.

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


Dated:  March 27, 1998

Stephen Morrison

President

Pursuant to the requirement of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                 Title
Date



                               President (Principal
March 27, 1998
Stephen Morrison       Executive Officer)
                               and Sole Director




                               Chief Financial
Officer     March 27, 1998
Robert K. Chapman    (Principal Accounting
                               and Financial
Officer)

                              NORWEST MORTGAGE
INSURED 1, INC.

                          (a wholly owned subsidiary
of Norwest Mortgage, Inc.)

                                          FINANCIAL
STATEMENTS

                                    December 31,
1997, 1996 and 1995

                               NORWEST MORTGAGE
INSURED 1, INC.
                          (a wholly owned subsidiary
of Norwest Mortgage, Inc.)

                                          BALANCE
SHEETS

                                    December 31,
1997 and 1996



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

                              NORWEST MORTGAGE
INSURED 1, INC.
                      (a wholly owned subsidiary of
Norwest Mortgage, Inc.)

                                 STATEMENTS OF
OPERATIONS

                       For the years ended December
31, 1997, 1996 and 1995



1997         1996       1995
Income:

Total income                                $ --
$ --          $ --

Total operating expenses                   --
--            --

Net income before income taxes         --
--            --

Provision for income taxes                --
--            --

Net income                                  $ --
$ --          $ --

























See accompanying notes to financial statements.

                          NORWEST MORTGAGE INSURED
1, INC.
                      (a wholly owned subsidiary of
Norwest Mortgage, Inc.)

                       STATEMENTS OF STOCKHOLDER'S
EQUITY

                    For the year ended December 31,
1997, 1996 and 1995


Additional
                                       Common   Paid
in
                                         Stock
Capital         Total

Balance, December 31, 1994   $100       9,900
10,000

Net income                             --
--                --

Balance, December 31, 1995  $100        9,900
10,000

Net income                             --
--                --

Balance, December 31, 1996  $100        9,900
10,000

Net income                             --
--                --

Balance, December 31, 1997  $100        9,900
10,000























See accompanying notes to financial statements.

                          NORWEST MORTGAGE INSURED
1, INC.
                      (a wholly owned subsidiary of
Norwest Mortgage, Inc.)

                           NOTES TO FINANCIAL
STATEMENTS
                               December 31, 1997,
1996 and 1995

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

                          NORWEST MORTGAGE INSURED
1, INC.
                      (a wholly owned subsidiary of
Norwest Mortgage, Inc.)

                           NOTES TO FINANCIAL
STATEMENTS
                               December 31, 1997,
1996 and 1995


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

ISSUANCE OF GNMA-COLLATERALIZED OBLIGATIONS

On December 21, 1983, the Company issued
$447,210,000 of Obligations which were secured by GNMA Certificates delivered to an irrevocable trust.
At December 31, 1997, there were approximately
$10,396,000 of Obligations outstanding which were secured by assets placed in trust with outstanding principal balances and cash of approximately
$11,550,000.

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

                                  INDEPENDENT
AUDITORS' REPORT

The Board of Directors
Norwest Mortgage Insured 1, Inc.:

We have audited the accompanying balance sheets of Norwest Mortgage Insured 1, Inc. (the Company) (a wholly owned subsidiary of Norwest Mortgage, Inc.)
as of December 31, 1997 and 1996, and the related statements of operations and stockholder's equity for each of the years in the three-year period ended
December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norwest Mortgage Insured 1,
Inc. (a wholly owned subsidiary of Norwest Mortgage, Inc.) at December 31, 1997 and 1996, and the results of its operations for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                KPMG
Peat Marwick LLP
January 14, 1998