Form 10-Q
period 1999-03-31
NORWEST MORTGAGE INSURED 1 INC
filed 1999-04-23
CIK 731767

                                    UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
20549
                                        FORM 10-Q

               Quarterly Report Pursuant to Section
13 or 15(d) of
                         the Securities Exchange Act
of 1934

For the quarter ended March 31, 1999   Commission
file number 0-11301

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

On April 23, 1999, 100 shares of the registrant's common stock were outstanding. All common stock of registrant is held by an affiliate.

PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements.


The following statements of the Company are included herein:

1.  Balance Sheets - March 31, 1999, and December
31, 1998.

2. Statements of Operations - For the quarters ended March 31, 1999 and 1998.

3. Statements of Operations - For the three months ended March 31, 1999 and 1998.

4. Statements of Stockholder's Equity - For the three months ended March 31, 1999 and 1998, and the nine months ended December 31, 1998.

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

                                  NORWEST MORTGAGE
INSURED 1, INC.
                          (a wholly-owned subsidiary
of Norwest Mortgage, Inc.)


BALANCE SHEETS

UNAUDITED

                                     March 31, 1999
and December 31,1998


                                             March
31,             December 31,
Assets                                        1999
1998

Note receivable from parent        $10,000
$10,000

Total assets                               $10,000
$10,000

Stockholder's Equity

Common stock, $1 par value:
100 shares authorized, issued
and outstanding                         $    100
$   100

Additional paid-in capital               9,900
9,900

Total stockholder's equity           $10,000
$10,000

                              NORWEST MORTGAGE
INSURED 1, INC.
                      (a wholly-owned subsidiary of
Norwest Mortgage, Inc.)

                             STATEMENTS OF
OPERATIONS

UNAUDITED

                       For the quarters ended March
31, 1999 and 1998



1999             1998
Income:

Total income                                      $
--                 $ --

Operating expenses:

Total operating expenses                         --
--

Net income before income taxes               --
--

Provision for income taxes                      --
--

Net income                                        $
--                  $ --

                    NORWEST MORTGAGE INSURED 1, INC.
                       (a wholly-owned subsidiary of
Norwest Mortgage, Inc.)

                                   STATEMENTS OF
OPERATIONS

UNAUDITED

                        For the three months ended
March 31, 1999 and 1998



1999       1998


Income:

Total income
$ --        $ --

Operating expenses:

Total operating expenses
--          --

Income before income taxes
--           --

Provision for income taxes
--           --

Net income                                         $
                   --         $ --

                        NORWEST MORTGAGE INSURED 1,
INC.
                (a wholly-owned subsidiary of
Norwest Mortgage, Inc.)

                    STATEMENTS OF STOCKHOLDER'S
EQUITY
                                           UNAUDITED

      For the three months ended March 31, 1999 and
1998, and the nine
                           months ended December 31,
1998



Additional
                                    Common   Paid in
Retained
                                      Stock
Capital    Earnings   Total

Balance, December 31,        $100        9,900
--   10,000
         1997

Net income                            --
--                              --          --

Balance, March 31,             $100        9,900
--   10,000
        1998

Net income                            --
--                              --          --

Balance, December 31,        $100        9,900
--   10,000
       1998

Net income                            --
--            --          --

Balance, March 31,             $100        9,900
--   10,000
        1999

Item 2.  Management's Discussion and Analysis of
Financial Condition and
            Results of Operations.


The following narrative by management of the Company's results of operations is provided in accordance with General Instruction (H)(2)(a) of Form 10-Q.

Norwest Mortgage Insured 1, Inc. (the Company), was incorporated on October 27, 1983, under the laws of the State of Delaware. as a wholly-owned subsidiary of Norwest Mortgage, Inc. (the parent company).
The parent is the principal mortgage banking business of Wells Fargo & Company and derives its' income primarily from mortgage origination and servicing operations. The parent is a wholly-owned subsidiary of Norwest Nova, Inc., which is a wholly owned subsidiary of Wells Fargo & Company. The
Company was organized to issue and sell one series of obligations, consisting of four classes, collateralized by fully modified, pass-through, mortgage-backed certificates guaranteed as to principal and interest by the Government National
Mortgage Association (GNMA), and does not intend to engage in any other business activities except activities incidental and necessary to the foregoing.

The Company had no net income for the quarter and three months ended March 31, 1999 and 1998. The management contract requires all available income of the Company be paid to the parent company as compensation for management services, reimbursement of expenses, and as additional purchase for the GNMA
Certificates securing the obligations. As a result of the terms of the management contract, it is anticipated that the Company will have no net income for a number of subsequent years.

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

Norwest Mortgage Insured 1, Inc.



Dated: April 23, 1999

Robert K. Chapman

Chief Financial Officer

(Principal Accounting and

Financial Officer)