Form 10-Q
period 1999-06-30
NORWEST MORTGAGE INSURED 1 INC
filed 1999-07-27
CIK 731767

                                    UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
20549
                                        FORM 10-Q

               Quarterly Report Pursuant to Section
13 or 15(d) of
                         the Securities Exchange Act
of 1934

For the quarter ended June 30, 1999   Commission
file number 0-11301

                    NORWEST MORTGAGE INSURED 1, INC.
                 (Exact name of registrant as
specified in its charter)

Delaware                                     41-
1462645
(State or other jurisdiction of              (I.R.S.
Employer Identification No.)
incorporation or organization)


1 Home Campus, Des Moines, Iowa
50328
(Address of principal executive offices)
(Zip code)


Registrants telephone number, including area code
(515) 221-6000

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

On July 26, 1999, 100 shares of the registrants common stock were outstanding. All common stock of registrant is held by an affiliate.

PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements.


The following statements of the Company are included herein:

1.  Balance Sheets - June 30, 1999, and December 31,
1998.

2. Statements of Operations - For the quarters ended June 30, 1999 and 1998.

3. Statements of Operations - For the six months ended June 30, 1999 and 1998.

4. Statements of Stockholders Equity - For the six months ended June 30, 1999 and 1998, and the six months ended December 31, 1998.

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

                                  NORWEST MORTGAGE
INSURED 1, INC.
                          (a wholly-owned subsidiary
of Norwest Mortgage, Inc.)


BALANCE SHEETS

UNAUDITED

                                     June 30, 1999
and December 31,1998


                                             June
30,             December 31,
Assets                                        1999
1998

Note receivable from parent        $10,000
$10,000

Total assets                               $10,000
$10,000

Stockholders Equity

Common stock, $1 par value:
100 shares authorized, issued
and outstanding                         $    100
$   100

Additional paid-in capital               9,900
9,900

Total stockholders equity           $10,000
$10,000

                              NORWEST MORTGAGE
INSURED 1, INC.
                      (a wholly-owned subsidiary of
Norwest Mortgage, Inc.)

                             STATEMENTS OF
OPERATIONS

UNAUDITED

                       For the quarters ended June
30, 1999 and 1998



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

                        For the six months ended
June 30, 1999 and 1998



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

                        NORWEST MORTGAGE INSURED 1,
INC.
                (a wholly-owned subsidiary of
Norwest Mortgage, Inc.)

                    STATEMENTS OF STOCKHOLDERS
EQUITY
                                           UNAUDITED

      For the six months ended June 30, 1999 and
1998, and the six
                           months ended December 31,
1998



Additional
                                    Common   Paid in
Retained
                                      Stock
Capital    Earnings   Total

Balance, December 31,        $100        9,900
--   10,000
         1997

Net income                            --
--                              --          --

Balance, June 30,              $100        9,900
--   10,000
        1998

Net income                            --
--                              --          --

Balance, December 31,        $100        9,900
--   10,000
       1998

Net income                            --
--            --          --

Balance, June 30,              $100        9,900
--   10,000
        1999

Item 2.  Managements Discussion and Analysis of
Financial Condition and
            Results of Operations.


The following narrative by management of the Companys results of operations is provided in accordance with General Instruction (H)(2)(a) of Form 10-Q.

Norwest Mortgage Insured 1, Inc. (the Company), was
incorporated on October 27, 1983, under the laws of
the State of Delaware. as a wholly-owned subsidiary
of  Norwest  Mortgage, Inc. (the  parent  company).
The   parent  is  the  principal  mortgage  banking
business of Wells Fargo & Company and derives  its
income  primarily  from  mortgage  origination  and
servicing operations.  The parent is a wholly-owned
subsidiary of Norwest Nova, Inc., which is a wholly
owned  subsidiary  of Wells Fargo  &  Company.  The
Company was organized to issue and sell one  series
of      obligations,     consisting     of     four
classes,(Obligations)  collateralized  by   fully
modified,       pass-through,       mortgage-backed
certificates  (Certificates)  guaranteed  as   to
principal  and interest by the Government  National
Mortgage Association (GNMA), and does not intend to
engage  in  any  other business  activities  except
activities   incidental  and   necessary   to   the
foregoing.

The Company had no net income for the quarter and six months ended June 30, 1999 and 1998. The management contract requires all available income of the Company be paid to the parent company as compensation for management services, reimbursement of expenses, and as additional purchase for the GNMA
Certificates securing the obligations. As a result of the terms of the management contract, it is anticipated that the Company will have no net income for a number of subsequent years.

Redemption of  Obligations

On July 1, 1999 the Company redeemed all outstanding
Obligations in the amount of $6,214,411. The redemption was completed in accordance with Article
X, Section 10.01(g) of the Indenture. Pursuant to said article no interest shall accrue on the Obligations for any period after July 1, 1999.

Year 2000 Readiness Disclosure

The  Company is aware of the issues associated  with
the programming code in existing computer systems as
the  millennium (year 2000) approaches.   The  year
2000  problem  is pervasive and complex;  virtually
every  computer operation will be affected  in  some
way  by the rollover of the two-digit year value  to
00.   The  issue  is whether computer  systems  will
properly  recognize date-sensitive information  when
the  year  changes  to 2000.  Systems  that  do  not
properly  recognize such information could  generate
erroneous  data,  fail or cause  another  system  to
fail.   "Systems"  include all  hardware,  networks,
system and application software, commercial off-the-
shelf   software,  data  and  voice   communication
devices,  and  embedded  technology  such  as  date-
impacted  processors in automated  systems  such  as
elevators,  telephone  systems,  security   systems,
vault systems, heating and cooling systems and others.
     The Companys year 2000 readiness projects are divided into four phases:

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

     The Company in respect to the year 2000 project has substantially completed all phases (Phases I, II, III and IV).

     The  cost  to address the Companys  year  2000
projects are included as part of the management contract with its parent company.

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

Norwest Mortgage Insured 1, Inc.



Dated: July 26, 1999

Robert K. Chapman

Chief Financial Officer

(Principal Accounting and

Financial Officer)